Form 10-K
period 2004-12-31
DAIMLERCHRYSLER AUTO TRUST 2004-A
filed 2005-03-31
CIK 1282450

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from                                         to

Commission file number: 333-75942-07

DAIMLERCHRYSLER AUTO TRUST 2004-A

(Exact name of registrant as specified in its charter)

State of Delaware	74-6523268

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Stanton Christiana Drive, Newark, Delaware	19713

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 427-2565

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

PART I.

ITEM 1. BUSINESS

DaimlerChrysler Auto Trust 2004-A (the “Trust”) was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 2004, among DaimlerChrysler Retail Receivables LLC (“DCRR”), DaimlerChrysler Services North America LLC (“DCS” and “Servicer”), and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On March 4, 2004, the Trust issued $380,000,000 aggregate principal amount of 1.0725% Asset Backed Notes, Class A-1 (the “Class A-1 Notes”), $427,000,000 aggregate principal amount of 1.41% Asset Backed Notes, Class A-2 (the “Class A-2 Notes”), $366,000,000 aggregate principal amount of 2.00% Asset Backed Notes, Class A-3 (the “Class A-3 Notes”), $282,000,000 aggregate principal amount of 2.58% Asset Backed Notes, Class A-4 (the “Class A-4 Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Class A Notes”), and $45,000,000 aggregate principal amount of 2.85% Class B Notes (the “Class B Notes” and, together with the Class A Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of March 1, 2004, between the Trust and Citibank, N.A, (the “Indenture Trustee”). The assets of the Trust include a pool of motor vehicle retail installment sale contracts (“Receivables”), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after February 17, 2004, transferred to the Trust by DCS on March 4, 2004. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Class A-1 Notes were not offered publicly.

The Trust has no employees.

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC Internet site is http://www.sec.gov.

The Internet address for obtaining free of charge the Trust’s annual report on Form 10-K and current reports on Form 8-K and amendments (if any) filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC is http://investor.chryslerfinancial.com.

ITEM 2. PROPERTIES

There is nothing to report with regard to this item.

ITEM 3. LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 2004, among DCRR, DCS, and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On March 4, 2004, the Trust issued $380,000,000 aggregate principal amount of 1.0725% Asset Backed Notes, Class A-1 (the “Class A-1 Notes”), $427,000,000 aggregate principal amount of 1.41% Asset Backed Notes, Class A-2 (the “Class A-2 Notes”), $366,000,000 aggregate principal amount of 2.00% Asset Backed Notes, Class A-3 (the “Class A-3 Notes”), and $282,000,000 aggregate principal amount of 2.58% Asset Backed Notes, Class A-4 (the “Class A-4 Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Class A Notes”), and $45,000,000 aggregate principal amount of 2.85% Class B Notes (the “Class B Notes”) and , together with the Class A Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of March 1, 2004, between the Trust and Citibank, N.A, (the “Indenture Trustee”). The assets of the Trust include a pool of motor vehicle retail installment sale contracts (“Receivables”), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after February 17, 2004, transferred to the Trust by DCS on March 4, 2004. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Class A-1 Notes were not offered publicly.

DCS services the Receivables in the Trust for an annual fee of 1% of the outstanding receivables balance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DAIMLERCHRYSLER AUTO TRUST 2004-A
STATEMENT OF ASSETS, LIABILITIES AND EQUITY
ARISING FROM CASH TRANSACTIONS
DECEMBER 31, 2004
(in millions of dollars)

ASSETS

Cash and Cash Equivalents (Note 1)	$51.8

Receivables (Note 2)	1,122.8

TOTAL ASSETS	$1,174.6

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (includes $49.4 million of collections of principal and interest to be applied on the next scheduled Distribution Date) (Note 1)	$137.5

Asset Backed Notes (Notes 2 and 3)	1,037.1

TOTAL LIABILITIES AND EQUITY	$1,174.6

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

DAIMLERCHRYSLER AUTO TRUST 2004-A
STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
FOR THE PERIOD FEBRUARY 16, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004
(in millions of dollars)

CASH RECEIPTS

Proceeds from Sale of Asset Backed Notes	$1,500.0

Collections of Principal, Interest, and Other	561.0

TOTAL CASH RECEIPTS	2,061.0

CASH DISBURSEMENTS

Purchase of Receivables	1,500.0

Distribution of Principal, Interest, and Other	509.2

TOTAL CASH DISBURSEMENTS	2,009.2

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS	51.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51.8

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

DAIMLERCHRYSLER AUTO TRUST 2004-A
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of DaimlerChrysler Auto Trust 2004-A (the “Trust”) are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record provisions for credit losses on Receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Asset Backed Notes.

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from DaimlerChrysler Services North America LLC (“DCS” and “Servicer”), which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement dated as of March 1, 2004, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement. During 2004, the commingling conditions set forth in the Sale and Servicing Agreement were not met, and as a result, DCS is required to convey principal and interest collections to the Trust on a daily basis.

Amounts Held for Future Distribution

Amounts Held for Future Distribution represent certain short-term investments held for future distributions to Noteholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to DaimlerChrysler Retail Receivables LLC (“DCRR”). Also included in the balance of Amounts Held for Future Distribution are $49.4 million of collections of principal and interest on the Receivables. These amounts have not been applied as of the balance sheet date to either the outstanding principal balance of the Receivables or the Asset Backed Notes, but will be applied in accordance with the Prospectus Supplement for the next scheduled Distribution Date.

Servicing

DCS services the Receivables in the Trust for an annual fee of 1% of the outstanding receivables balance.

NOTE 2 – SALE OF ASSET BACKED NOTES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 2004, among DCRR, DCS, and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

DAIMLERCHRYSLER AUTO TRUST 2004-A
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SALE OF ASSET BACKED NOTES (continued)

On March 4, 2004, the Trust issued $380,000,000 aggregate principal amount of 1.0725% Asset Backed Notes, Class A-1 (the “Class A-1 Notes”), $427,000,000 aggregate principal amount of 1.41% Asset Backed Notes, Class A-2 (the “Class A-2 Notes”), $366,000,000 aggregate principal amount of 2.00% Asset Backed Notes, Class A-3 (the “Class A-3 Notes”), and $282,000,000 aggregate principal amount of 2.58% Asset Backed Notes, Class A-4 (the “Class A-4 Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Class A Notes”), and $45,000,000 aggregate principal amount of 2.85% Class B Notes (the “Class B Notes” and , together with the Class A Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of March 1, 2004, between the Trust and Citibank, N.A, (the “Indenture Trustee”). The assets of the Trust include a pool of motor vehicle retail installment sale contracts (“Receivables”), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after February 17, 2004, transferred to the Trust by DCS on March 4, 2004. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Class A-1 Notes were not offered publicly.

NOTE 3 – PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes accrues at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the 8th day of each month or, if any such day is not a business day, on the next succeeding business day (each, a “Distribution Date”), commencing April 8, 2004. Principal on the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated February 24, 2004, and the Prospectus dated February 24, 2004 (collectively, the “Prospectus”); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, or (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full. Each class of Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the Servicer exercises its option to purchase the Receivables. The Servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.

NOTE 4 – FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal income tax has been recorded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

DAIMLERCHRYSLER AUTO TRUST 2004-A
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust’s financial instruments at December 31, 2004 were as follows (in millions of dollars):

	Carrying	Fair
	Amount	Value
Cash and Cash Equivalents	$51.8	$51.8
Receivables	$1,122.8	$1,108.6
Amounts Held for Future Distribution	$137.5	$130.4
Asset Backed Notes	$1,037.1	$1,021.9

Assumptions and Methodologies

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

The fair value of receivables was estimated by discounting expected cash flows using rates of receivables with similar maturities at December 31, 2004.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for certain short-term investments, and amounts to be distributed to DCRR were estimated by discounting expected cash flows.

The fair value of Asset Backed Notes was estimated using quoted market prices.

Report of Independent Registered Public Accounting Firm

The Manager and Member
DaimlerChrysler Services North America LLC:

We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of DaimlerChrysler Auto Trust 2004-A (the “Trust”) as of December 31, 2004, and the related statement of cash receipts and disbursements for the period February 16, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the management of DaimlerChrysler Services North America LLC, servicer for the Trust. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of DaimlerChrysler Auto Trust 2004-A as of December 31, 2004, and its cash receipts and disbursements for the period February 16, 2004 (inception) through December 31, 2004, on the basis of accounting described in Note 1.

/s/ KPMG LLP

Detroit, Michigan
March 21, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

ITEM 9B. OTHER INFORMATION

There is nothing to report with regard to this item.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11. EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements

Financial statements for DaimlerChrysler Auto Trust 2004-A as follows:

Statement of Assets, Liabilities and Equity Arising from Cash Transactions – December 31, 2004 (page 4 of this report)

Statement of Cash Receipts and Disbursements for the period February 16, 2004 (inception) through December 31, 2004 (page 5 of this report)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

     Notes to Financial Statements (pages 6, 7, and 8 of this report)

     Report of Independent Registered Public Accounting Firm (page 9 of this report)

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

(3)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3	Purchase Agreement, dated as of March 1, 2004, between DaimlerChrysler Retail Receivables LLC and DaimlerChrysler Services North America LLC. Filed as Exhibit 99.2 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

4.1	Amended and Restated Trust Agreement, dated as of March 1, 2004, among DaimlerChrysler Retail Receivables LLC, DaimlerChrysler Services North America LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4.2 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

4.2	Indenture, dated as of March 1, 2004, between DaimlerChrysler Auto Trust 2004-A and Citibank, N.A, as Indenture Trustee. Filed as Exhibit 4.1 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

4.3	Sale and Servicing Agreement, dated as of March 1, 2004, between DaimlerChrysler Auto Trust 2004-A and DaimlerChrysler Services North America LLC. Filed as Exhibit 10 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

4.4	Administration Agreement, dated as of March 1, 2004, between DaimlerChrysler Auto Trust 2004-A and DaimlerChrysler Services North America LLC. Filed as Exhibit 99.1 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Annual Servicer’s Certificate for the year ended December 31, 2004, and Independent Accountants’ Report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
99.2	DaimlerChrysler Auto Trust 2004-A Annual Issuer’s Certificate.

(b)	See item 15(a) above.

(c)	Not applicable.

DAIMLERCHRYSLER AUTO TRUST 2004-A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DaimlerChrysler Auto Trust 2004-A (Registrant)
By:	DaimlerChrysler Services North America LLC, as Servicer

By:	/s/ Paul E. Knauss
Paul E. Knauss, Vice President and Chief Financial Officer

Date: March 21, 2005

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

DAIMLERCHRYSLER AUTO TRUST 2004-A

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3	Purchase Agreement, dated as of March 1, 2004, between DaimlerChrysler Retail Receivables LLC and DaimlerChrysler Services North America LLC. Filed as Exhibit 99.2 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

4.1	Amended and Restated Trust Agreement, dated as of March 1, 2004, among DaimlerChrysler Retail Receivables LLC, DaimlerChrysler Services North America LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4.2 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

4.2	Indenture, dated as of March 1, 2004, between DaimlerChrysler Auto Trust 2004-A and Citibank, N.A, as Indenture Trustee. Filed as Exhibit 4.1 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

4.3	Sale and Servicing Agreement, dated as of March 1, 2004, between DaimlerChrysler Auto Trust 2004-A and DaimlerChrysler Services North America LLC. Filed as Exhibit 10 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

4.4	Administration Agreement, dated as of March 1, 2004, between DaimlerChrysler Auto Trust 2004-A and DaimlerChrysler Services North America LLC. Filed as Exhibit 99.1 to DCS’s Current Report on Form 8-K dated March 4, 2004 and incorporated herein by reference.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Annual Servicer’s Certificate for the year ended December 31, 2004, and Independent Accountants’ Report.

99.2	DaimlerChrysler Auto Trust 2004-A Annual Issuer’s Certificate.